Form 10-K/A
period 2013-12-31
Wells Fargo Commercial Mortgage Trust 2012-LC5
filed 2014-08-29
CIK 1556601

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is (i) to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of August 1, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as trust advisor (the “WFRBS Commercial Mortgage Trust 2012-C8 Pooling and Servicing Agreement”).

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 100 Church Street Mortgage Loan, which constituted approximately 6.3% of the asset pool of the issuing entity as of its cut-off date.  The 100 Church Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 100 Church Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the 100 Church Street loan combination was securitized in the WFRBS Commercial Mortgage Trust 2012-C8 transaction, Commission File Number 333-172366-03 (the "WFRBS 2012-C8 Transaction"). The 100 Church Street loan combination is being serviced and administered pursuant to the WFRBS Commercial Mortgage Trust 2012-C8 Pooling and Servicing Agreement.

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

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in transaction agreements.

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed August 7, 2012 in connection with the WFRBS 2012-C8 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Pentalpha Surveillance LLC as Trust Advisor for the 100 Church Street Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian for the 100 Church Street Loan (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Pentalpha Surveillance LLC as Trust Advisor for the 100 Church Street Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian for the 100 Church Street Loan (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated September 19, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on October 19, 2012.

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of September 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on October 19, 2012.

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2012, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Pentalpha Surveillance LLC, as trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed August 7, 2012 in connection with the WFRBS 2012-C8 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Pentalpha Surveillance LLC as Trust Advisor for the 100 Church Street Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian for the 100 Church Street Loan (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Pentalpha Surveillance LLC as Trust Advisor for the 100 Church Street Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian for the 100 Church Street Loan (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the 100 Church Street Loan (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 TriMont Real Estate Advisors, Inc. as Trust Advisor (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator for the 100 Church Street Loan (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Master Servicer for the 100 Church Street Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated September 19, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on October 19, 2012.

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